Form 10-Q
period 1999-06-25
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 1999-08-09
CIK 1074544, 1074545

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q
                    QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                -----------------------------------------------
                 For the quarterly period ended June 25, 1999

                   MERRILL LYNCH PREFERRED CAPITAL TRUST VI
      (Exact name of Registrant as specified in its certificate of trust)

                             COMMISSION FILE NO.:

                      Delaware                                         13-7174482
  (State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                   organization)
               World Financial Center
                    North Tower
                 New York, New York                                      10281
      (Address of principal executive offices)                         (Zip Code)
Registrant's telephone number, including area code:                 (212) 449-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class               Name of each exchange on which registered
-------------------               -----------------------------------------
(not applicable)                  (not applicable)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                   MERRILL LYNCH PREFERRED FUNDING VI, L.P.
         (Exact name of Registrant as specified in its certificate of limited partnership)

                             COMMISSION FILE NO.:

                      Delaware                                          13-4034253
  (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                   organization)
               World Financial Center
                    North Tower
                 New York, New York                                       10281
      (Address of principal executive offices)                          (Zip Code)
Registrant's telephone number, including area code:                    (212) 449-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
(not applicable)                      (not applicable)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such requirements for the past 90 days.         Yes  X   No
                                                   ----     ----

As of June 25, 1999, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


                                   JUNE 25, 1999             DECEMBER 25, 1998
                                   -------------             -----------------

Assets                             $        -                    $       -
                                   =============                 ============

Trust Securities                   $        -                    $       -
                                   =============                 ============




See Note to Balance Sheet

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO BALANCE SHEETS (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------


ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of June 25, 1999.

The Partnership Preferred Securities will be redeemable for cash, at the option of the Partnership, in whole or in part, from time to time, after a certain date to be determined. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed, in whole or in part, as applicable. Holders of the Trust Preferred Securities will have limited voting rights and will not be entitled to vote to appoint, remove, or replace, or to increase or decrease the number of, Trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities.

The Company will be obligated to pay compensation to the underwriters of the offering of the Trust Preferred Securities. The Company will also pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and be responsible for all debts and other obligations of the Trust (other than the Trust Securities). The Company has agreed to indemnify the trustees and certain other persons.

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
BALANCE SHEETS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------


                                                                   JUNE 25, 1999            DECEMBER 25, 1998
                                                                   -------------            -----------------
Assets                                                             $        -                  $        -
                                                                   =============               =============


Partnership securities:
     Limited partner interest                                      $          85               $          85
     General partner interest                                                 15                          15
                                                                   -------------               -------------
                                                                             100                         100
     Less: Receivables from partners
           for subscribed partnership interests                             (100)                       (100)
                                                                   -------------               -------------
                                                                   $        _                  $        -
                                                                   =============               =============

See Note to Balance Sheet

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO BALANCE SHEETS (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------


ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 7, 1998 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust VI (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership (collectively, the "Partnership Proceeds"). The Partnership Proceeds will be used initially to purchase debt instruments from the Company and a domestic wholly owned subsidiary of the Company, retaining 1% in unaffiliated debt securities. The Partnership shall have a perpetual existence subject to certain termination events.

The Partnership Proceeds will be redeemable for cash, at the option of the Partnership, in whole or in part, from time to time, after a certain date to be determined. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities will have no voting rights.

The Company serves as the sole general partner of the Partnership. The Company, in its capacity as General Partner of the Partnership, has agreed to pay all fees and expenses related to the organization and operations of the Partnership (including any taxes, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and the offering of the Partnership Preferred Securities and be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The General Partner has agreed to indemnify certain officers and agents of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 7, 1998. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding VI, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto. None of such TOPrS, Trust Common Securities, or Partnership Preferred Securities have been issued as of June 25, 1999.


         The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 7, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has made no investment in Affiliate Investment Instruments as of June 25, 1999.


         The Registrants' activities will be limited to issuing securities and investing the proceeds as described above.


                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)   Exhibits

          4.1   Certificate of Trust, dated December 3, 1998, of the Trust

          4.2 Certificate of Limited Partnership, dated as of December 3, 1998, of the Partnership

           27   Financial Data Schedules*


(b)   Reports on Form 8-K

      None.

------------------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 6th day of August, 1999.


                              MERRILL LYNCH PREFERRED CAPITAL TRUST VI*

                              By:    /s/ STANLEY SCHAEFER
                                     ------------------------------------------
                              Name:  Stanley Schaefer
                              Title: Regular Trustee



                              MERRILL LYNCH PREFERRED FUNDING VI, L.P.*


                              By:  MERRILL LYNCH & CO., INC., as General Partner

                              By:    /s/ JOHN C. STOMBER
                                     ------------------------------------------
                              Name:  John C. Stomber
                              Title: Senior Vice President and Treasurer




____________________
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                               INDEX TO EXHIBITS


Exhibits

4.1    Certificate of Trust, dated December 3, 1998, of the Trust.

4.2 Certificate of Limited Partnership, dated as of December 3, 1998, of the Partnership.

27     Financial Data Schedules