Form 10-Q
period 1999-09-24
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 1999-11-08
CIK 1074544, 1074545

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 24, 1999

                     MERRILL LYNCH PREFERRED CAPITAL TRUST VI
       (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-12

       Delaware                                          13-7174482
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     World Financial Center
          North Tower
     New York, New York                                   10281
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

                         COMMISSION FILE NO.: 1-7182-11

          Delaware                                     13-4034253
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      World Financial Center
           North Tower
      New York, New York                                     10281
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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 24, 1999, no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
BALANCE SHEET  (unaudited)
----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 24, 1999  DECEMBER 25, 1998
                                                                                  ------------------  -----------------

Assets                                                                                    $        -         $        -
                                                                                          ==========         ==========


Trust Securities                                                                          $        -         $        -
                                                                                          ==========         ==========

See Note to Balance Sheet

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 24, 1999
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of September 24, 1999.

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

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
BALANCE SHEET (unaudited)
--------------------------------------------------------------------------------


                                         SEPTEMBER 24, 1999    DECEMBER 25, 1998
                                         ------------------    -----------------
Assets                                             $      -             $      -
                                                   ========             ========

Partnership securities:
    Limited partner interest                       $     85             $     85
    General partner interest                             15                   15
                                                   --------             --------
                                                        100                  100

    Less:  Receivable from partners for
           subscribed partnership interests            (100)                (100)
                                                   --------             --------
                                                   $      -             $      -
                                                   ========             ========



See Note to Balance Sheet

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 24, 1999
--------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 7, 1998. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding VI, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto. None of such TOPrS, Trust Common Securities, or Partnership Preferred Securities have been issued as of September 24, 1999.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 7, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has made no investment in Affiliate Investment Instruments as of September 24, 1999.

The Registrants' activities will be limited to issuing securities and investing the proceeds as described above.




                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           27   Financial Data Schedules*


(b)        Reports on Form 8-K

           None
__________________

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 8th day of November, 1999.

                               MERRILL LYNCH PREFERRED CAPITAL TRUST VI*

                               By: /s/ STANLEY SCHAEFER
                                   ---------------------------------------------
                               Name:   Stanley Schaefer
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING VI, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Senior Vice President and Treasurer



------------

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


27           Financial Data Schedules