Form 10-K
period 1999-12-31
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2000-03-30
CIK 1074544, 1074545

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 31, 1999

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

        Registrant's telephone number, including area code:(212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
          (not applicable)                     (not applicable)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrants'   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 28, 2000 no voting stock was held by non-affiliates of the Registrants.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PROSPECTUS, DATED DECEMBER 11, 1998, FILED PURSUANT TO RULE 424(b) IN CONNECTION WITH REGISTRATION STATEMENT ON FORM S-3 (No. 333-68747) FILED BY THE REGISTRANTS AND MERRILL LYNCH & CO., INC.- INCORPORATED BY REFERENCE IN PART I
================================================================================




                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         MERRILL LYNCH PREFERRED CAPITAL TRUST VI

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 7, 1998. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding VI, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto. None of such TOPrS, Trust Common Securities, or Partnership Preferred Securities were issued as of December 31, 1999.

         MERRILL LYNCH PREFERRED FUNDING VI, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 7, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has made no investment in Affiliate Investment Instruments as of December 31, 1999.

The information set forth under the headings "Merrill Lynch Preferred Capital Trust VI", "Merrill Lynch Preferred Funding VI, L.P.", "Description of the Trust Preferred Securities", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated December 11, 1998, of the Trust and the Partnership is incorporated by reference herein.

ITEM 2.  PROPERTIES
         ----------

Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.






                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

Not Applicable.



ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

As of December 31, 1999, neither the Trust nor the Partnership had any assets or operations.

In 1999 Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored a "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems. The Trust and the Partnership have no independent operations and are dependent upon Merrill Lynch. Merrill Lynch's efforts to address the Y2K issue are more fully discussed in the Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

As of December 31, 1999, neither the Trust nor the Partnership had any assets or operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial  statements  and notes thereto and the
independent   auditors'   reports  set  forth  on  pages  F-1  through  F-7  are
incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.





                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Trustees of the Trust are as follows:

                  Regular Trustee:          Stanley Schaefer

                  Property Trustee:         The Chase Manhattan Bank

                  Delaware Trustee:         Chase Manhattan Bank Delaware

Stanley Schaefer is Senior Director of Corporate Tax for the Company and has served in that capacity or another capacity with the Company for the last five years.

Each Trustee has served since the Trust was organized on December 7, 1998. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

The Partnership has no directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership separate from his or her compensation as an employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

None.





                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)  Documents filed as part of this Report:

   1.     Financial Statements

          The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-7.

   2.     Financial Statement Schedules

          None.

   3.     Exhibits

   4.1 Certificate of Trust, dated December 3, 1998, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on From 10-Q for the period ended June 25, 1999
          (File No. 1-7182-12)

   4.2    Certificate of Limited  Partnership, dated as of December 3,
          1998, of the Partnership  (incorporated  by reference to Exhibit
          4.2 to the Partnership's Quarterly Report on From 10-Q for the period ended June 25, 1999 (File No. 1-7182-11)

   23*    Consent of Deloitte & Touche LLP

   24*    Powers of Attorney

   27* Financial Data Schedules. The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

(b)  Reports on Form 8-K

          None.

____________

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST VI

     Balance Sheets, December 31, 1999 and December 25, 1998               F-2

     Note to Balance Sheets                                                F-3

     Independent Auditors' Report                                          F-4


MERRILL LYNCH PREFERRED FUNDING VI, L.P.

     Balance Sheets, December 31, 1999 and December 25, 1998               F-5

     Note to Balance Sheets                                                F-6

     Independent Auditors' Report                                          F-7


MERRILL LYNCH PREFERRED CAPITAL TRUST VI
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                              DECEMBER 31, 1999       DECEMBER 25, 1998
                                                              -----------------       -----------------


Assets                                                               $        -              $        -
                                                                     ==========              ==========


Trust Securities                                                     $        -              $        -
                                                                     ==========              ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO BALANCE SHEETS
DECEMBER 31, 1999
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing
Partnership  Preferred  Securities  (the "Partnership   Preferred  Securities")
representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of December 31, 1999.

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust VI

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust VI (the "Trust") as of December 31, 1999 and December 25, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1999 and December 25, 1998 in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP


New York, New York
March 28, 2000


MERRILL LYNCH PREFERRED FUNDING VI, L.P.
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 31, 1999           DECEMBER 25, 1998
                                                           -----------------           -----------------


Assets                                                           $        -                   $        -
                                                                 ==========                   ==========

Partnership Securities:

     Limited partner interest                                    $       85                   $       85
     General partner interest                                            15                           15
                                                                 ----------                   ----------
                                                                        100                          100

     Less: Receivable from partners for
           subscribed partnership interests                            (100)                        (100)
                                                                 ----------                   ----------
                                                                 $        -                   $        -
                                                                 ==========                   ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO BALANCE SHEETS
DECEMBER 31, 1999
--------------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding VI, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") as of December 31, 1999 and December 25, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and December 25, 1998 in conformity with generally accepted accounting principle.



/s/ Deloitte & Touche LLP

New York, New York
March 28, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST VI*

                              By: /s/ Stanley Schaefer
                              --------------------------------------------------
                              Name:   Stanley Schaefer
                              Title:  Regular Trustee

                              MERRILL LYNCH PREFERRED FUNDING VI, L.P.*

                              By: MERRILL LYNCH & CO., INC., as General Partner

                              By: /s/ John C. Stomber
                              --------------------------------------------------
                              Name:   John C. Stomber
                              Title: Senior Vice President and Treasurer, and as Attorney-in-Fact for a majority of the Board of Directors**

------------
  * There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

 **   Pursuant to Powers of Attorney filed as Exhibit 24 hereto.

                                  EXHIBIT INDEX



     4.1 Certificate of Trust dated as of December 3, 1998 of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on From 10-Q for the period ended June 25, 1999
          (File No. 1-7182-12)

     4.2 Certificate of Limited Partnership dated as of December 3, 1998 of the Partnership (incorporated by reference to Exhibit 4.2 to the Partnership's Quarterly Report on From 10-Q for the period ended
          June 25, 1999 (File No.1-7182-11)

     23*  Consent of Deloitte & Touche LLP

     24*  Powers of Attorney

     27* Financial Data Schedules. The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants'electronic filing of this Form 10-K by means of the EDGAR system.

_____________________

* Filed herewith