Form 10-K
period 2000-12-29
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2001-03-29
CIK 1074544, 1074545

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 29 2000

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

PROSPECTUS, DATED DECEMBER 27, 2000, FILED PURSUANT TO RULE 424(b) IN CONNECTION WITH REGISTRATION STATEMENTS ON FORM S-3 (No. 333-38792 and No. 333-52822) FILED BY THE REGISTRANTS AND MERRILL LYNCH & CO., INC.- INCORPORATED BY REFERENCE IN
PART                                                                           I
================================================================================



                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         MERRILL LYNCH PREFERRED CAPITAL TRUST VI

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 7, 1998. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding VI, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto. None of such TOPrS, Trust Common Securities, or Partnership Preferred Securities were issued as of December 29, 2000.

         MERRILL LYNCH PREFERRED FUNDING VI, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 7, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has made no investment in Affiliate Investment Instruments as of December 29, 2000.

The information set forth under the headings "Merrill Lynch Preferred Capital Trust VI", "Merrill Lynch Preferred Funding VI, L.P.", "Description of the Trust Preferred Securities", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated December 27, 2000, of the Trust and the Partnership is incorporated by reference herein.

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

As of December 29, 2000, neither the Trust nor the Partnership had any assets or operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

As of December 29, 2000, neither the Trust nor the Partnership had any assets or operations.

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

None.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Trustees of the Trust are as follows:

                  Regular Trustee:          John C. Stomber
                                            Stanley Schaefer

                  Property Trustee:         The Chase Manhattan Bank

                  Delaware Trustee:         Chase Manhattan Bank Delaware

Stanley Schaefer is Senior Director of Corporate Tax for the Company and has served in that capacity or another capacity with the Company for the last five years. John C. Stomber is Senior Vice President and Treasurer of the Company. Mr. Stomber joined the Company in March 1999. Mr. Stomber was an employee of Deutsche Bank from 1991 to March 1999, serving as Deutsche Bank's Treasurer for the Americas Region starting in 1996.

With the exception of Mr. Stomber, each Trustee has served since the Trust was organized on December 7, 1998. Mr. Stomber has served since May 3, 2000. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

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

   2.     Financial Statement Schedules

          None.

   3.     Exhibits

   4.1 Certificate of Trust, dated December 3, 1998, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 25, 1999
          (File No. 1-7182-12)

   4.2    Certificate of Limited  Partnership, dated as of December 3,
          1998, of the Partnership  (incorporated  by reference to Exhibit
          4.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 25, 1999 (File No. 1-7182-11)

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

     Balance Sheets, December 29, 2000 and December 31, 1999               F-2

     Note to Balance Sheets                                                F-3

     Independent Auditors' Report                                          F-4


MERRILL LYNCH PREFERRED FUNDING VI, L.P.

     Balance Sheets, December 29, 2000 and December 31, 1999               F-5

     Note to Balance Sheets                                                F-6

     Independent Auditors' Report                                          F-7


MERRILL LYNCH PREFERRED CAPITAL TRUST VI
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                              DECEMBER 29, 2000       DECEMBER 31, 1999
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
                                                                     ==========              ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO BALANCE SHEETS
DECEMBER 29, 2000
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing
Partnership  Preferred  Securities  (the "Partnership   Preferred  Securities")
representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of December 29, 2000.

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust VI

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust VI (the "Trust") as of December 29, 2000 and December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 29, 2000 and December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/  Deloitte & Touche LLP


New York, New York
March 28, 2001


MERRILL LYNCH PREFERRED FUNDING VI, L.P.
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 29, 2000           DECEMBER 31, 1999
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
                                                                 ==========                   ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO BALANCE SHEETS
DECEMBER 29, 2000
--------------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding VI, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") as of December 29, 2000 and December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 29, 2000 and December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 28, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST VI*

                              By: /s/ John C. Stomber
                              --------------------------------------------------
                              Name:   John C. Stomber
                              Title:  Regular Trustee

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

 **   Pursuant to Powers of Attorney filed as Exhibit 24 hereto.

                                  EXHIBIT INDEX



     4.1 Certificate of Trust dated as of December 3, 1998 of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 25, 1999
          (File No. 1-7182-12)

     4.2 Certificate of Limited Partnership dated as of December 3, 1998 of the Partnership (incorporated by reference to Exhibit 4.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended
          June 25, 1999 (File No.1-7182-11)

     23*  Consent of Deloitte & Touche LLP

     24*  Powers of Attorney


_____________________

* Filed herewith