Form 10-Q
period 2001-12-28
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2002-03-28
CIK 1074544, 1074545

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 28, 2001

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 28, 2002 no voting stock was held by non-affiliates of the Registrants.

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



                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         MERRILL LYNCH PREFERRED CAPITAL TRUST VI

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 7, 1998. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding VI, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto. None of such TOPrS, Trust Common Securities, or Partnership Preferred Securities were issued as of December 28, 2001.

         MERRILL LYNCH PREFERRED FUNDING VI, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 7, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has made no investment in Affiliate Investment Instruments as of December 28, 2001.

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

As of December 28, 2001, neither the Trust nor the Partnership had any assets or operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

As of December 28, 2001, neither the Trust nor the Partnership had any assets or operations.

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

None.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Trustees of the Trust are as follows:

                  Regular Trustee:          John C. Stomber

                  Property Trustee:         The Chase Manhattan Bank

                  Delaware Trustee:         Chase Manhattan Bank Delaware

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



(b)  Reports on Form 8-K

          None.

------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST VI

     Balance Sheets, December 28, 2001 and December 29, 2000               F-2

     Note to Balance Sheets                                                F-3

     Independent Auditors' Report                                          F-4


MERRILL LYNCH PREFERRED FUNDING VI, L.P.

     Balance Sheets, December 28, 2001 and December 29, 2000               F-5

     Note to Balance Sheets                                                F-6

     Independent Auditors' Report                                          F-7


MERRILL LYNCH PREFERRED CAPITAL TRUST VI
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                              DECEMBER 28, 2001       DECEMBER 29, 2000
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
                                                                     ==========              ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO BALANCE SHEETS
DECEMBER 28, 2001
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of December 28, 2001.

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust VI

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust VI (the "Trust") as of December 28, 2001 and December 29, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 28, 2001 and December 29, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/  Deloitte & Touche LLP


New York, New York
March 28, 2002


MERRILL LYNCH PREFERRED FUNDING VI, L.P.
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 28, 2001           DECEMBER 29, 2000
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
                                                                 ==========                   ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO BALANCE SHEETS
DECEMBER 28, 2001
--------------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding
  VI, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") as of December 28, 2001 and December 29, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 28, 2001 and December 29, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 28, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.

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

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.

By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ ANDREA L. DULBERG                   Secretary
-----------------------------------------
       (Andrea L. Dulberg)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 28th day of March, 2002.



        SIGNATURE                                  TITLE
        ---------                                  -----



    /s/ DAVID H. KOMANSKY                   Director, Chairman of the Board,
-----------------------------------------   and Chief Executive Officer
       (David H. Komansky)                  (Principal Executive Officer)




    /s/ THOMAS H. PATRICK                   Executive Vice President and Chief
-----------------------------------------   Financial Officer (Principal
       (Thomas H. Patrick)                  Financial Officer)



    /s/ JOHN J. FOSINA                      Controller
-----------------------------------------   (Principal Accounting Officer)
       (John J. Fosina)


    /s/ W.H. CLARK                          Director
-----------------------------------------
       (W.H. Clark)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


    /s/ GEORGE B. HARVEY                    Director
-----------------------------------------
       (George B. Harvey)


    /s/ ROBERT P. LUCIANO                   Director
-----------------------------------------
       (Robert P. Luciano)


                                            Director
-----------------------------------------
       (Heinz-Joachim Neuburger)


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ E. STANLEY O'NEAL                   Director
-----------------------------------------
       (E. Stanley O'Neal)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOHN J. PHELAN, JR.                 Director
-----------------------------------------
       (John J. Phelan, Jr.)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)

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


---------------------

* Filed herewith