Form 10-K
period 2002-12-27
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2003-03-26
CIK 1074544, 1074545

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 27, 2002

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

The Registrants meet the conditions set forth in General Instruction I 1 (a) and
(b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [] No [x]

As of the close of business on June 28, 2002, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 26, 2003 no voting stock of the Registrants was held by non-affiliates of the Registrants.

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



                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         MERRILL LYNCH PREFERRED CAPITAL TRUST VI

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 7, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding VI, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto. None of such TOPrS, Trust Common Securities, or Partnership Preferred Securities were issued as of December 27, 2002.

         MERRILL LYNCH PREFERRED FUNDING VI, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 7, 1998. The Company is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has made no investment in Affiliate Investment Instruments as of December 27, 2002.

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

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

Not Applicable.



ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K. There are no material changes in the amount of revenue and expense items between the most recent fiscal year presented and the fiscal year immediately preceding it.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

As of December 27, 2002, neither the Trust nor the Partnership had any assets or operations.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

None.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------------------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

          The officer who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures as of a date within ninety days prior to the filing date of this Form 10-K. Based on this evaluation, the officer who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective and that there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

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

   99* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

          None.

------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 15(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST VI

     Balance Sheets, December 27, 2002 and December 28, 2001               F-2

     Note to Balance Sheets                                                F-3

     Independent Auditors' Report                                          F-4


MERRILL LYNCH PREFERRED FUNDING VI, L.P.

     Balance Sheets, December 27, 2002 and December 28, 2001               F-5

     Note to Balance Sheets                                                F-6

     Independent Auditors' Report                                          F-7


MERRILL LYNCH PREFERRED CAPITAL TRUST VI
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                              DECEMBER 27, 2002       DECEMBER 28, 2001
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
                                                                     ==========              ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO BALANCE SHEETS
DECEMBER 27, 2002
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of December 27, 2002.

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust VI

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust VI (the "Trust") as of December 27, 2002 and December 28, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 27, 2002 and December 28, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/  Deloitte & Touche LLP


New York, New York
March 26, 2003


MERRILL LYNCH PREFERRED FUNDING VI, L.P.
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 27, 2002           DECEMBER 28, 2001
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
                                                                 ==========                   ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO BALANCE SHEETS
DECEMBER 27, 2002
--------------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding
  VI, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") as of December 27, 2002 and December 28, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 27, 2002 and December 28, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 26, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.

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

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.

By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ JUDY A. WITTERSCHEIN                   Secretary
-----------------------------------------
       (Judy A. Witterschein)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 26th day of March, 2003.



        SIGNATURE                                  TITLE
        ---------                                  -----



    /s/ DAVID H. KOMANSKY                   Director and Chairman of the Board
-----------------------------------------
       (David H. Komansky)


    /s/ E. STANLEY O'NEAL                   Director and Chief Executive Officer
-----------------------------------------   (Principal Executive Officer)
       (E. Stanley O'Neal)


    /s/ AHMASS L. FAKAHANY                  Executive Vice President and Chief
-----------------------------------------   Financial Officer (Principal
       (Ahmass L. Fakahany)                 Financial Officer)



    /s/ JOHN J. FOSINA                      Controller
-----------------------------------------   (Principal Accounting Officer)
       (John J. Fosina)


    /s/ W. H. CLARK                          Director
-----------------------------------------
       (W. H. Clark)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


    /s/ GEORGE B. HARVEY                    Director
-----------------------------------------
       (George B. Harvey)


    /s/ ROBERT P. LUCIANO                   Director
-----------------------------------------
       (Robert P. Luciano)

                          ..
    /s/ HEINZ-JOACHIM NEUBURGER             Director
-----------------------------------------
                          ..
       (Heinz-Joachim Neuburger)


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOHN J. PHELAN, JR.                 Director
-----------------------------------------
       (John J. Phelan, Jr.)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)

                                  Certification
                                  -------------

I, John C. Stomber, certify that:

1. I have reviewed this annual report on Form 10-K of Merrill Lynch Preferred Capital Trust VI and Merrill Lynch Preferred Funding VI, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers* and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST VI


                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber *
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING VI, L.P.

                               By: MERRILL LYNCH & CO., INC., as General Partner


                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber *
                               Title:  Senior Vice President and Treasurer


Dated:  March 26, 2003

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

     99* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------

* Filed herewith