Form 10-Q
period 2003-03-28
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2003-05-08
CIK 1074544, 1074545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 28, 2003

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

The Registrants meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 8, 2003 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
CONDENSED BALANCE SHEETS  (unaudited)
----------------------------------------------------------------------------------------------------------------------



                                                                                      MARCH 28, 2003  DECEMBER 27, 2002
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
                                                                                          ==========         ==========

See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
MARCH 28, 2003
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of March 28, 2003.

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

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
CONDENSED BALANCE SHEETS (unaudited)
--------------------------------------------------------------------------------


                                             MARCH 28, 2003    DECEMBER 27, 2002
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
                                                   ========             ========



See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
MARCH 28, 2003
--------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There are no material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.



ITEM 4.  CONTROLS AND PROCEDURES

The person who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures as of a date within ninety days prior to the filing date of this Form 10-Q. Based on this evaluation, the person who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective and that there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 8th day of May, 2003.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST VI


                               By:  /s/  JOHN C. STOMBER
                                    --------------------------------------------
                               Name:  John C. Stomber *
                               Title: Regular Trustee




                               MERRILL LYNCH PREFERRED FUNDING VI, L.P.

                               By: MERRILL LYNCH & CO., INC., as General Partner


                               By:  /s/  JOHN C. STOMBER
                                    --------------------------------------------
                               Name:   John C. Stomber *
                               Title:  Treasurer




Dated:  May 8, 2003

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