Form 10-Q
period 2003-06-27
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2003-08-07
CIK 1074544, 1074545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 27, 2003

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

The Registrants meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

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

As of August 7, 2003 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
CONDENSED BALANCE SHEETS  (unaudited)
----------------------------------------------------------------------------------------------------------------------



                                                                                       JUNE 27, 2003  DECEMBER 27, 2002
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
                                                                                          ==========         ==========

See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
JUNE 27, 2003
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of June 27, 2003.

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


                                              JUNE 27, 2003    DECEMBER 27, 2002
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
                                                   ========             ========



See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
JUNE 27, 2003
--------------------------------------------------------------------------------

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



ITEM 4.  CONTROLS AND PROCEDURES

The person who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, the person who functions as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership has concluded that the Trust's and the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Trust's and the Partnership's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                               MERRILL LYNCH PREFERRED CAPITAL TRUST VI*

                               By: /s/ AHMASS L. FAKAHANY
                                   ---------------------------------------------
                               Name:   Ahmass L. Fakahany
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING VI, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ AHMASS L. FAKAHANY
                                   ---------------------------------------------
                               Name:   Ahmass L. Fakahany
                               Title:  Executive Vice President and
                                       Chief Financial Officer



August 7, 2003
--------------

     * There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

EXHIBITS

31 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.