Form 10-K
period 2003-12-26
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2004-03-23
CIK 1074544, 1074545

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 26, 2003

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

As of the close of business on June 27, 2003, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 22, 2004 no voting stock of the Registrants was held by non-affiliates of the Registrants.

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



                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         MERRILL LYNCH PREFERRED CAPITAL TRUST VI

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State of the State of Delaware on December 7, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding VI, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto. None of such TOPrS, Trust Common Securities, or Partnership Preferred Securities were issued as of December 26, 2003.

         MERRILL LYNCH PREFERRED FUNDING VI, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 7, 1998. The Company is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has made no investment in Affiliate Investment Instruments as of December 26, 2003.

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

ITEM 2.  PROPERTIES
         ----------

The Registrants do not own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No disclosure is required for this Item pursuant to General Instruction I of Form 10-K.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         ---------------------------------------------------------------------

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

ITEM 7A. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

As of December 26, 2003, neither the Trust nor the Partnership had any assets or operations.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-7 are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

        The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on this evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures are effective.

         In addition, no change in the Trust's or the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

          The following table sets forth the fees for professional services rendered by Deloitte & Touche LLP for the audit of the Trust's and the Partnership's financial statements, respectively, for the years ended December 26, 2003 and December 27, 2002. There were no other services rendered by Deloitte & Touche LLP to the Trust and the Partnership in 2003 and 2002, and accordingly the Audit Committee has not relied on the de-minimis exception to the SEC pre-approval requirements applicable to the provision of audit-related, tax and all other services provided by the independent auditor in 2003 and 2002.
                                               2003                  2002
                                            -------                ------
              Audit Fee(1)                   $2,700                $2,400

The Audit Committee of the Board of Directors of the Company is responsible for the approval of audit fees for its consolidated subsidiaries and affiliates, which includes the Trust and the Partnership. The Company is the sole owner of the Trust's common securities and the sole general partner of the Partnership. Consistent with SEC rules regarding auditor independence, the Audit Committee has established a policy governing the provision of audit and non-audit services to the Company (Pre-Approval Policy). The description of the Pre-Approval Policy found on page 25 of the Company's 2004 Proxy Statement filed on March 9, 2004 is incorporated herein by reference. You may obtain a copy of the 2004 Proxy Statement on the Company's Investor Relations website at www.ir.ml.com or by written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, New York 10038-2510.



--------------
(1) Audit Fees consisted of audit work performed in the review and preparation of the Trust's and the Partnership's financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

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

   2.     Financial Statement Schedules

          None.

   3.     Exhibits.

   4.1 Certificate of Trust, dated December 3, 1998, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 25, 1999 (File No. 1-7182-12).

   4.2 Certificate of Limited Partnership, dated as of December 3, 1998, of the Partnership (incorporated by reference to Exhibit 4.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 25, 1999 (File No. 1-7182-11).

   23*    Consent of Deloitte & Touche LLP.

   31.1*  Rule 13a-14(a) Certification.

   31.2*  Rule 13a-14(a) Certification.

   32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     Balance Sheets, December 26, 2003 and December 27, 2002               F-2

     Note to Balance Sheets                                                F-3

     Independent Auditors' Report                                          F-4


MERRILL LYNCH PREFERRED FUNDING VI, L.P.

     Balance Sheets, December 26, 2003 and December 27, 2002               F-5

     Note to Balance Sheets                                                F-6

     Independent Auditors' Report                                          F-7


MERRILL LYNCH PREFERRED CAPITAL TRUST VI
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                              December 26, 2003       December 27, 2002
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
                                                                     ==========              ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO BALANCE SHEETS
December 26, 2003
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of December 26, 2003.

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of Merrill Lynch Preferred Capital Trust VI

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust VI (the "Trust") as of December 26, 2003 and December 27, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 26, 2003 and December 27, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP


New York, New York
March 22, 2004


MERRILL LYNCH PREFERRED FUNDING VI, L.P.
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                           December 26, 2003           December 27, 2002
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
                                                                 ==========                   ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO BALANCE SHEETS
December 26, 2003
--------------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding VI, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") as of December 26, 2003 and December 27, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 26, 2003 and December 27, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 22, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2004.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST VI*

                               By: /s/ LINDA L. LOWRY
                                   ---------------------------------------------
                               Name:   Linda L. Lowry
                               Title:  Regular Trustee



---------------------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2004.

By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ JUDITH A. WITTERSCHEIN                   Secretary
-----------------------------------------
       (Judith A. Witterschein)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 22nd day of March, 2004.



        SIGNATURE                                  TITLE
        ---------                                  -----



   /s/  E. STANLEY O'NEAL                   Director, Chairman of the Board and
-----------------------------------------   Chief Executive Officer
       (E. Stanley O'Neal)                  (Principal Executive Officer)


    /s/ AHMASS L. FAKAHANY                  Executive Vice President and Chief
-----------------------------------------   Financial Officer
       (Ahmass L. Fakahany)                 (Principal Financial Officer)



    /s/ JOHN J. FOSINA                      Controller
-----------------------------------------   (Principal Accounting Officer)
       (John J. Fosina)


    /s/ W. H. CLARK                         Director
-----------------------------------------
       (W. H. Clark)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


   /s/ ALBERTO CRIBIORE                     Director
 ----------------------------------------
      (Alberto Cribiore)


    /s/ GEORGE B. HARVEY                    Director
-----------------------------------------
       (George B. Harvey)

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


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOHN J. PHELAN, JR.                 Director
-----------------------------------------
       (John J. Phelan, Jr.)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)

                                  EXHIBIT INDEX



     4.1 Certificate of Trust dated as of December 3, 1998 of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 25, 1999 (File No. 1-7182-12).

     4.2 Certificate of Limited Partnership dated as of December 3, 1998 of the Partnership (incorporated by reference to Exhibit 4.2 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 25, 1999 (File No.1-7182-11).

     23*  Consent of Deloitte & Touche LLP.

     31.1*Rule 13a-14(a) Certification.

     31.2*Rule 13a-14(a) Certification.

     32.1*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------------

* Filed herewith