Form 10-Q
period 2004-03-26
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2004-05-06
CIK 1074544, 1074545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 26, 2004

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

As of May 6, 2004 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
CONDENSED BALANCE SHEETS  (unaudited)
-----------------------------------------------------------------------------------------------------------------------



                                                                                      MARCH 26, 2004  DECEMBER 26, 2003
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
                                                                                          ==========         ==========

See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
March 26, 2004
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of March 26, 2004.

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



                                             MARCH 26, 2004    DECEMBER 26, 2003
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
                                                   ========             ========



See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
March 26, 2004
--------------------------------------------------------------------------------

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

ITEM 4.  CONTROLS AND PROCEDURES

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures are effective.

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Rule 13a - 14(a) Certification.

         31.2 Rule 13a - 14(a) Certification.

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

                               MERRILL LYNCH PREFERRED CAPITAL TRUST VI*

                               By: /s/ HAIG J. NARGESIAN
                                   ---------------------------------------------
                               Name:   Haig J. Nargesian
                               Title:  Regular Trustee


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



May 6, 2004
-----------

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

31.1     Rule 13a - 14(a) Certification.

31.2     Rule 13a - 14(a) Certification.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.