Form 10-Q
period 2004-06-25
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2004-08-04
CIK 1074544, 1074545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 25, 2004

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

As of August 4, 2004 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
CONDENSED BALANCE SHEETS  (unaudited)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       June 25, 2004  DECEMBER 26, 2003
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
                                                                                          ==========         ==========

See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
June 25, 2004
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of June 25, 2004.

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



                                              June 25, 2004    DECEMBER 26, 2003
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
                                                   ========             ========



See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
June 25, 2004
--------------------------------------------------------------------------------

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



August 4, 2004
--------------

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