Form 10-Q
period 2005-03-25
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2005-05-12
CIK 1074544, 1074545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended April 1, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from    to

COMMISSION FILE NO.: 1-7182-12

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

COMMISSION FILE NO.: 1-7182-11

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 12, 2005 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
CONDENSED BALANCE SHEETS  (unaudited)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       April 1, 2005  December 31, 2004
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
                                                                                          ==========         ==========

See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
April 1, 2005
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of April 1, 2005.

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

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
CONDENSED BALANCE SHEETS (unaudited)
--------------------------------------------------------------------------------



                                             April 1, 2005    December 31, 2004
                                             --------------    -----------------
Assets                                             $      -             $      -
                                                   ========             ========

Partnership securities:
    Limited partner interest                       $     85             $     85
    General partner interest                             15                   15
                                                   --------             --------
                                                        100                  100

    Less:  Receivable from partners for
           subscribed partnership interests            (100)                (100)
                                                   --------             --------
Total Partners' capital                            $      -             $      -
                                                   ========             ========



See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
April 1, 2005
--------------------------------------------------------------------------------

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

ITEM 4.  CONTROLS AND PROCEDURES

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this Report.

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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

                               MERRILL LYNCH PREFERRED CAPITAL TRUST VI*

                               By: /s/ HAIG J. NARGESIAN
                                   ---------------------------------------------
                               Name:   Haig J. Nargesian
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING VI, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ KATHLEEN SKERO
                                   ---------------------------------------------
                               Name:   Kathleen Skero
                               Title:  Controller, Merrill Lynch & Co., Inc.



May 12, 2005
-----------

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