Form 10-K
period 2005-12-30
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2006-03-24
CIK 1074544, 1074545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 30, 2005

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

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the Registrants are is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [_]

As of the close of business on July 1, 2005, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 24, 2006 no voting stock of the Registrants was held by non-affiliates of the Registrants.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus, dated February 8, 2005, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-122639) filed by the Registrants and Merrill Lynch & Co., Inc., is incorporated by reference in this Form 10-K in response to Part I. Portion of the Merrill Lynch & Co., Inc. Proxy Statement, dated March 10, 2006, for its 2006 Annual Meeting of Shareholders to be held April 28, 2006 is incorporated by reference in this Form 10-K in response to Part III.
================================================================================



                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         MERRILL LYNCH PREFERRED CAPITAL TRUST VI

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State of the State of Delaware on December 7, 1998. Merrill Lynch & Co., Inc. (the "Company" or "Merrill Lynch") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding VI, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto. None of such TOPrS, Trust Common Securities, or Partnership Preferred Securities were issued as of December 30, 2005.

         MERRILL LYNCH PREFERRED FUNDING VI, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 7, 1998. The Company is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has made no investment in Affiliate Investment Instruments as of December 30, 2005.

The information set forth under the headings "Merrill Lynch Preferred Capital Trust VI", "Merrill Lynch Preferred Funding VI, L.P.", "Description of the TOPrS ", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated February 8, 2005, of the Trust and the Partnership is incorporated by reference herein.

Available Information
---------------------

The Registrants and Merrill Lynch file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Registrants and Merrill Lynch & Co., Inc.) file electronically with the SEC. The SEC's internet site is www.sec.gov.

Merrill Lynch's internet address is www.ml.com. Merrill Lynch makes available, free of charge, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website includes information concerning beneficial ownership of Merrill Lynch's equity securities by our executive officers and directors. Investors can find this information under "SEC Reports" through the investor relations section of the website which can be accessed directly at www.ir.ml.com. These reports are available through the website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, Merrill Lynch's Guidelines for Business Conduct, Code of Ethics for Financial Professionals and charters for the committees of its Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents, along with Merrill Lynch's Corporate Governance Guidelines, are also available on the investor relations section of the website. The information on Merrill Lynch's websites is not incorporated by reference into this Report. Holders of the Registrants' securities may obtain copies of these reports and documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, by mail at Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate_secretary@ml.com.

ITEM 1A. RISK FACTORS
         ------------
Merrill Lynch & Co., Inc. (the "Company" or "Merrill Lynch") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of
(i) issuing trust securities, consisting of Trust Originated Preferred Securities and trust common securities,representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in Partnership Preferred Securities issued by Merrill Lynch Preferred Funding VI, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

The Company also is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect the Company's financial condition and results of operations is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2005 and is incorporated by reference from Exhibit 99.1 to this report.


ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------
None.

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

As of December 30, 2005, neither the Trust nor the Partnership had any assets or operations.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial statements and notes thereto and the Reports of Independent Registered Public Accounting Firm set forth on pages F-1 through F-7 are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on this evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report.

In addition, no change in the Trust's or the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
         -----------------

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES
          --------------------------------------

The following table presents aggregate fees for audits of the Trust's and the Partnership's financial statements by Deloitte & Touche LLP for the fiscal years ended December 30, 2005 and December 31, 2004. There were no other services rendered by Deloitte & Touche LLP to the Trust and the Parnership in fiscal years ended December 30, 2005 and December 31, 2004.

                                               2005                  2004
                                            -------               -------
              Audit Fee(1)                   $3,000                $3,000

The Audit Committee of the Board of Directors of the Company is responsible for the approval of audit fees for its subsidiaries, which includes the Trust and the Partnership. Consistent with SEC rules regarding auditor independence, the Audit Committee of the Company has established a policy governing the provision of audit and non-audit services to the Company and its subsidiaries (Pre-Approval Policy). The description of the Pre-Approval Policy found on page 33 of the Company's 2006 Proxy Statement filed on March 10, 2006 is incorporated herein by reference. You may obtain a copy of the 2006 Proxy Statement on the Company's Investor Relations website at www.ir.ml.com or by written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, New York 10038-2510.

--------------
(1) Audit Fees consisted of fees for the audit and reviews of the Trust's and the Partnership's financial statements filed with the SEC on Forms 10-K and 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as comfort letters, consents and review of documents filed with the SEC.
                                     PART IV
                                     -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

   Documents filed as part of this Report:

   1.     Financial Statements

          The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying Reports of Independent Registered Public Accounting Firm appear on pages F-2 through F-7.

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

   31.1*  Rule 13a-14(a) Certification.

   31.2*  Rule 13a-14(a) Certification.

   32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1*  Excerpt of Merrill Lynch & Co., Inc. Annual Report on
          Form 10-K for the fiscal year ended December 30, 2005.



------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 15(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST VI

     Balance Sheets, December 30, 2005 and December 31, 2004               F-2

     Note to Balance Sheets                                                F-3

     Report of Independent Registered Public Accounting Firm               F-4


MERRILL LYNCH PREFERRED FUNDING VI, L.P.

     Balance Sheets, December 30, 2005 and December 31, 2004               F-5

     Note to Balance Sheets                                                F-6

     Report of Independent Registered Public Accounting Firm               F-7


MERRILL LYNCH PREFERRED CAPITAL TRUST VI
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                              December 30, 2005       December 31, 2004
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
                                                                     ==========              ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO BALANCE SHEETS
December 30, 2005
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of December 30, 2005.

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

The Company will be obligated to pay compensation to the underwriters of the offering of the Trust Preferred Securities. The Company will also pay all fees and expenses related to the organization and operations of the Trust (including any taxes, audit fees, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and be responsible for all debts and other obligations of the Trust (other than the Trust Securities). The Company has agreed to indemnify the trustees and certain other persons.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of Merrill Lynch Preferred Capital Trust VI

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust VI (the "Trust") as of December 30, 2005 and December 31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal contol over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 30, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 24, 2006


MERRILL LYNCH PREFERRED FUNDING VI, L.P.
BALANCE SHEETS
--------------------------------------------------------------------------------------------------------


                                                           December 30, 2005           December 31, 2004
                                                           -----------------           -----------------


Assets                                                           $        -                   $        -
                                                                 ==========                   ==========

Partnership Securities:

     Limited partnership interest                                    $   85                   $       85
     General partnership interest                                        15                           15
                                                                 ----------                   ----------
                                                                        100                          100

     Less: Receivable from partners for
           subscribed partnership interests                            (100)                        (100)
                                                                 ----------                   ----------
                                                                 $        -                   $        -
                                                                 ==========                   ==========


See Note to Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO BALANCE SHEETS
December 30, 2005
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 7, 1998 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly-owned subsidiaries of the Company (the "Affiliate Investment Instruments") with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust VI (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership (collectively, the "Partnership Proceeds"). The Partnership Proceeds will be used initially to purchase debt instruments from the Company and a domestic wholly owned subsidiary of the Company, retaining 1% in unaffiliated debt securities. The Partnership shall have a perpetual existence subject to certain termination events.

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

The Company serves as the sole general partner of the Partnership. The Company, in its capacity as General Partner of the Partnership, has agreed to pay all fees and expenses related to the organization and operations of the Partnership (including any taxes, audit fees, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and the offering of the Partnership Preferred Securities and be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The General Partner has agreed to indemnify certain officers and agents of the Partnership.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding VI, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") as of December 30, 2005 and December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal contol over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 30, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 24, 2006

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2006.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST VI*

                               By: /s/ MARLENE DEBEL
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee



---------------------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2006.

Merrill Lynch Preferred Funding VI, L.P.
By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ JUDITH A. WITTERSCHEIN                   Secretary
-----------------------------------------
       (Judith A. Witterschein)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 24th day of March, 2006.



        SIGNATURE                                  TITLE
         ---------                                  -----



    /s/  E. STANLEY O'NEAL                  Director, Chairman of the Board and
-----------------------------------------   Chief Executive Officer
        (E. Stanley O'Neal)                 (Principal Executive Officer)


    /s/ JEFFREY N. EDWARDS                   Senior Vice President and Chief
-----------------------------------------    Financial Officer
       (Jeffrey N. Edwards)                  (Principal Financial Officer)


    /s/ LAURENCE A. TOSI                    Vice President and Finance Director
-----------------------------------------   (Principal Accounting Officer)
       (Laurence A. Tosi)


    /s/ ARMANDO M. CODINA                   Director
-----------------------------------------
        Armando M. Codina


     /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


    /s/ ALBERTO CRIBIORE                    Director
 ----------------------------------------
       (Alberto Cribiore)


    /s/ JOHN D. FINNEGAN                    Director
-----------------------------------------
       (John D. Finnegan)


    /s/ HEINZ-JOACHIM NEUBURGER             Director
-----------------------------------------
       (Heinz-Joachim Neuburger)


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)


    /s/ ANN N. REESE                        Director
-----------------------------------------
       (Ann N. Reese)


    /s/ CHARLES O. ROSSOTTI                 Director
-----------------------------------------
       (Charles O. Rossotti)

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

     31.1*Rule 13a-14(a) Certification.

     31.2*Rule 13a-14(a) Certification.

     32.1*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1*Excerpt of Merrill Lynch & Co., Inc. Annual Report on
          Form 10-K for the fiscal year ended December 30, 2005.
---------------------

* Filed herewith