Form 10-Q
period 2006-03-31
MERRILL LYNCH PREFERRED CAPITAL TRUST VI; MERRILL LYNCH PREFERRED FUNDING VI L P
filed 2006-05-12
CIK 1074544, 1074545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large acclerated filer, an accelerated filer, or a non-acclerated filer. See definition of "accelerated filer and large acclerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Acclerated Filer ___     Non-Acclerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES _X__    NO ___

As of May 12, 2006 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
CONDENSED BALANCE SHEETS  (unaudited)
--------------------------------------------------------------------------------------------------------------------------



                                                                                       March 31, 2006    December 30, 2005
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
                                                                                           ==========           ==========

See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED CAPITAL TRUST VI
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
March 31, 2006
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust VI (the "Trust") is a statutory business trust formed on December 7, 1998 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed. The Trust intends to issue and sell its Trust Preferred Securities in a public offering and to issue and sell its Trust Common Securities to Merrill Lynch & Co., Inc. (the "Company"). No Trust Securities have been issued as of March 31, 2006.

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



                                             March 31, 2006    December 30, 2005
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
                                                   ========             ========



See Note to Condensed Balance Sheets

MERRILL LYNCH PREFERRED FUNDING VI, L.P.
NOTE TO CONDENSED BALANCE SHEETS (unaudited)
March 31, 2006
--------------------------------------------------------------------------------

ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding VI, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 7, 1998 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust VI (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership (collectively, the "Partnership Proceeds"). The Partnership Proceeds will be used initially to purchase debt instruments from the Company and a domestic wholly-owned subsidiary of the Company, retaining 1% in unaffiliated debt securities. The Partnership shall have a perpetual existence subject to certain termination events.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



May 12, 2006
-----------

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